Form 10-Q
period 2000-08-26
HOMEPLACE OF AMERICA INC
filed 2000-10-10
CIK 1115841

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2000


                         COMMISSION FILE NUMBER 0-30817


                           HOMEPLACE OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)



              DELAWARE                                       34-1894948
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)



            3200 POTTERY DRIVE
      MYRTLE BEACH, SOUTH CAROLINA                               29579
   (Address of principal executive offices)                    (Zip Code)



                                 (843) 236-4606
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [X]*

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [ ]


Number of shares outstanding of the issuer's Common Stock:

CLASS                                        OUTSTANDING AT OCTOBER 9, 2000
-----                                        ------------------------------

Common Stock, $0.001 par value               25,000,000


* Registrant became subject to such filing requirements upon the August 15, 2000 effective date of its Registration Statement on Form 10.

                           HOMEPLACE OF AMERICA, INC.


                                      INDEX


Part I.  Financial Information                                                         Page No.
                                                                                       --------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of August 26, 2000 and
                      February 26, 2000                                                   3

                  Consolidated Statements of Operations for the Thirteen Weeks
                      and the Twenty-Six Weeks Ended August 26, 2000 and
                      August 28, 1999                                                     4

                  Consolidated Statements of Cash Flows for the Twenty-Six
                      Weeks Ended August 26, 2000 and August 28, 1999                     5

                  Notes to Consolidated Financial Statements                              6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                           7

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk             10

Part  II.         Other Information

     Item 1.      Legal Proceedings                                                      11

     Item 2.      Changes in Securities and Use of Proceeds                              11

     Item 3.      Defaults Upon Senior Securities                                        11

     Item 4.      Submission of Matters to a Vote of Security Holders                    11

     Item 5.      Other Information                                                      11

     Item 6.      Exhibits and Reports on Form 8K                                        11

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which reflect management's best judgment based on factors currently known and involve risks and uncertainties. Words such as "expects", "anticipates", "believes", "intends", "plans" and "hopes," variations on such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to the factors discussed in this document and in the "Risk Factors" section of our Registration Statement on Form 10 as filed with the Securities and Exchange Commission on September 26, 2000. You are urged to consider such factors. We assume no obligation for updating any such forward-looking statements.

                   HOMEPLACE OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF AUGUST 26, 2000 AND FEBRUARY 26, 2000
                (dollar amounts in thousands, except share data)



ASSETS                                                                  AUGUST 26, 2000    FEBRUARY 26,
                                                                          (UNAUDITED)          2000
                                                                          ---------         ---------
CURRENT ASSETS:
    Cash and cash equivalents                                             $   2,878         $   2,787
    Accounts receivable                                                       8,789             2,122
    Merchandise inventories                                                 213,005           200,151
    Other current assets                                                      4,870            12,152
                                                                          ---------         ---------
                 Total current assets                                       229,542           217,212

PROPERTY AND EQUIPMENT, net                                                  82,617            80,217
GOODWILL, net                                                               109,265           110,673
DEFERRED INCOME TAXES                                                         3,419             3,419
OTHER ASSETS, net                                                             2,957             2,615
                                                                          ---------         ---------
                 Total assets                                             $ 427,800         $ 414,136
                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                      $  69,738         $  56,260
    Accrued expenses                                                         14,536            18,097
    Accrued interest                                                          1,278             1,028
    Current portion of capital lease obligation                               1,057             2,883
                                                                          ---------         ---------
                 Total current liabilities                                   86,609            78,268
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION                                 144,567           130,696
OTHER NONCURRENT LIABILITIES AND DEFERRED CREDITS                             9,194             7,264
                                                                          ---------         ---------
                 Total liabilities                                          240,370           216,228
                                                                          ---------         ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $0.10 par value; 5,000,000 shares authorized;
       none issued and outstanding                                               --                --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
       25,000,000 shares issued and outstanding                                  25                25
    Additional paid-in capital                                              370,359           370,359
    Retained deficit                                                       (182,954)         (172,476)
                                                                          ---------         ---------
                 Total stockholders' equity                                 187,430           197,908
                                                                          ---------         ---------
                 Total liabilities and stockholders' equity               $ 427,800         $ 414,136
                                                                          =========         =========


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                   HOMEPLACE OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THIRTEEN WEEKS AND THE TWENTY-SIX WEEKS
                   ENDED AUGUST 26, 2000 AND AUGUST 28, 1999
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)



                                                          THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                                     -------------------------------       -------------------------------
                                                      AUGUST 26,         AUGUST 28,         AUGUST 26,         AUGUST 28,
                                                        2000                1999               2000                1999
                                                     ------------       ------------       ------------       ------------
NET SALES                                            $    160,333       $    142,989       $    315,809       $    202,340
COST OF SALES, including buying and warehousing
    costs                                                 100,179             90,572            197,082            127,643
                                                     ------------       ------------       ------------       ------------
         Gross profit                                      60,154             52,417            118,727             74,697
STORE OPERATING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                               57,635             54,247            119,406             77,434
BUSINESS INTEGRATION EXPENSES                                 503                 --              1,953                 --
                                                     ------------       ------------       ------------       ------------
         Income (loss) from operations                      2,016             (1,830)            (2,632)            (2,737)
INTEREST EXPENSE                                           (3,999)            (2,635)            (7,835)            (3,139)
OTHER NON-OPERATING INCOME (EXPENSES), net                     15               (257)                15               (257)
                                                     ------------       ------------       ------------       ------------
         Loss before income taxes                          (1,968)            (4,722)           (10,452)            (6,133)
PROVISION FOR INCOME TAXES                                    (27)               (17)               (26)               (29)
                                                     ------------       ------------       ------------       ------------
         Net loss                                    $     (1,995)      $     (4,739)      $    (10,478)      $     (6,162)
                                                     ============       ============       ============       ============
NET LOSS PER SHARE - Basic and Diluted               $      (0.08)      $      (0.21)      $      (0.42)      $      (0.38)
                                                     ============       ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING                    25,000,000         22,197,802         25,000,000         16,098,901
                                                     ============       ============       ============       ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   HOMEPLACE OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE TWENTY-SIX WEEKS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)



                                                                             TWENTY SIX-WEEKS ENDED
                                                                           -------------------------
                                                                           AUGUST 26,     AUGUST 28,
                                                                             2000            1999
                                                                           --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(10,478)      $  (6,162)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization                                       8,321           4,844
          (Gain) loss on disposal of fixed assets                                (5)            257
          Changes in operating assets and liabilities, net of effects of acquisition:
                 Receivables                                                 (6,667)             30
                 Inventory                                                  (12,854)         (9,762)
                 Other current assets                                         7,282          (3,130)
                 Other assets                                                  (342)         (1,721)
                 Accounts payable and accrued expenses                        9,917          (6,360)
                 Other liabilities                                            2,437             956
                                                                           --------       ---------
                      Net cash used in operating activities                  (2,389)        (21,048)
                                                                           --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                 (9,313)         (2,848)
    Proceeds from sale of equipment, net                                          5               2
    Acquisition, net of cash acquired of $3,038                                  --         (25,530)
                                                                           --------       ---------
                      Net cash used by investing activities                  (9,308)        (28,376)
                                                                           --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                       --          25,000
    Net borrowings under revolving credit facilities                         13,701         101,218
    Proceeds from long-term subordinated note                                    --          15,000
    Repayment of Waccamaw credit facility                                        --         (26,507)
    Repayment of HomePlace Holdings credit facility                              --         (47,434)
    Repayment of HomePlace Holdings note payable                                 --         (15,375)
    Payments under capitalized leases                                        (1,913)           (834)
                                                                           --------       ---------
                      Net cash provided by financing activities              11,788          51,068
                                                                           --------       ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                            91           1,644
CASH AND CASH EQUIVALENTS, beginning of year                                  2,787           3,193
                                                                           --------       ---------
CASH AND CASH EQUIVALENTS, end of period                                   $  2,878       $   4,837
                                                                           ========       =========
CASH PAID DURING THE PERIOD FOR:
    Interest                                                               $  8,047       $   1,932
    Income taxes                                                                 27              29
                                                                           ========       =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   HOMEPLACE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 26, 2000 AND AUGUST 28, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

On June 15, 1999, Waccamaw Corporation and its subsidiary ("Waccamaw") completed a merger (the "Merger") pursuant to the Plan of Reorganization of HomePlace Holdings, Inc. and its subsidiaries (the "Holdings Group"). HomePlace of America, Inc. ("HomePlace" or the "Company") was formed to be, and is, the surviving entity of the Merger. The Merger has been treated as an acquisition of the Holdings Group by Waccamaw and has been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated financial statements represent the results of operations of Homeplace and its subsidiaries for fiscal 2000 compared to the results of operations of Waccamaw for fiscal 1999 combined with the effects of the acquisition and the results of operations for the former Holdings Group subsequent to the Merger. Consequently, the results of operations for fiscal 2000 are not comparable to the results of operations for fiscal 1999.

The Company is in the process of resolving certain comments regarding accounting matters raised by the staff of the Securities and Exchange Commission (SEC) as part of its review of the Company's registration statement on Form 10 filed on June 16, 2000, and as amended on August 14, 2000 and September 26, 2000. Management believes that the Company's accounting for these matters is in accordance with generally accepted accounting principles. However, if the staff of the SEC does not accept the Company's accounting for these matters, the Company may be required to adjust its accounting for the acquisition of the Holdings Group and the amortization of intangible assets recognized in its consolidated financial statements for periods subsequent to the acquisition.

The accompanying consolidated financial statements have been prepared by the Company and, except for the consolidated balance sheet as of February 26, 2000, have not been audited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company and the results of its operations and cash flows. Because of the seasonality of the retailing business, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

These financials statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended February 26, 2000, included in the Company's Form 10 filed with the Securities and Exchange Commission on September 26, 2000. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2.       REVOLVING CREDIT FACILITY, TERM NOTE AND COMMERCIAL CREDIT AGREEMENT

In connection with the Merger, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with commercial banks that provides secured borrowings of up to $200 million. Available borrowings under the Revolving Credit Facility are based on a percentage of eligible merchandise inventory at cost, as defined, and are limited to 75% of eligible inventory during the period from December 16 to September 14 and 79% of eligible inventory during the period from September 15 to December 15 of each year. The Revolving Credit Facility generally bears interest at the Prime Rate plus 0.25%. Under the Revolving Credit Facility, the Company has other options available which allow the Company to fix the interest rate on portions of its outstanding indebtedness at the then LIBOR rate plus 2.50%. At August 26, 2000, the Company had $50 million in a 61-day LIBOR advance at 9.18630%, $35 million in a 32-day LIBOR advance at 9.12603% and $35 million in a 60-day LIBOR advance at 9.14125% with the balance of $9.5 million under the Revolving Credit Facility being at 9.75%. Outstanding letters of credit, which reduce available borrowings, were $7.8 million at August 26, 2000. The Company had additional available borrowings under the Revolving Credit Facility of $9.6 million at August 26, 2000. The Revolving Credit Facility expires in June 2002 and is generally collateralized by all of the Company's assets.

Also in connection with the Merger, the Company entered into a term loan (the "Term Loan"), subordinated to the Revolving Credit Facility. The Term Loan was amended on September 12, 2000 (with certain corresponding amendments to the Revolving Credit Facility) to increase the principal by $2 million and increase the interest rate by 0.50%. The Term Loan, as amended, provides secured borrowings of $17 million (exclusive of PIK Interest as defined hereinafter) at a rate of 13.0% per annum, payable monthly in arrears. Additional paid-in-kind interest ("PIK Interest") accrues at a rate of 3% per annum on the unpaid principal balance and is added to the then unpaid principal balance of the Term Loan. The aggregate balance of PIK Interest so added to the Term Loan accrues interest at a rate of 13.0% per annum. Repayments of the Term Loan are permitted, subject to certain conditions, which the Company has not met as of August 26, 2000. All outstanding indebtedness under the Term Loan, including accrued PIK Interest, is due in full in June 2002. Borrowings under the Term Loan are collateralized on a subordinated basis by all of the Company's assets.

On August 3, 2000, the Company entered into a $5 million unsecured commercial credit agreement with Carolina First Bank (the "Carolina First Agreement"). The Carolina First Agreement is used exclusively for letters of credit, which the Company generally issues in connection with its import purchases. The Carolina First Agreement contains certain financial covenants, including adjusted net worth and working capital (both as defined therein). Outstanding letters of credit under the Carolina First Agreement were $4.4 million at August 26, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this document.

OVERVIEW

Due to the Merger, we viewed the fiscal year ended February 26, 2000 (fiscal
1999) as a transition year in which we integrated the operations, systems, personnel, and merchandise strategies of the separate companies and began laying the groundwork for growth. We view the fiscal year ended March 3, 2001 (fiscal
2000) as a year in which we will finalize the infrastructure needed to support our expansion plans and begin realizing those plans. During the first twenty-six weeks ended August 26, 2000, we have "gone live" with of our SAP software, opened two new distribution centers and integrated them into our merchandise logistics process, and made significant strides in our store growth program. We opened new stores in Richmond, Virginia, Mobile, Alabama, and St. Petersburg, Florida during the period and opened a store in Southaven, Mississippi in late September. Our final three stores for this year are planned to open between mid-October and mid-November. We plan to open ten stores in fiscal 2001.

RESULTS OF OPERATIONS

The following table reflects the unaudited results of operations for HomePlace of America, Inc. and its subsidiaries for the thirteen weeks and the twenty-six weeks ended August 26, 2000 and August 28, 1999. The Merger has been treated as an acquisition of the Holdings Group by Waccamaw and has been accounted for under the purchase method of accounting. The accompanying selected financial data reflects the historical results of operations of Waccamaw, combined with the effects of the acquisition and the results of operations of the former Holdings Group subsequent to June 15, 1999. Financial results for the Holdings Group prior to the Merger are excluded. Accordingly, the results of operations for the thirteen weeks and the twenty-six weeks ended August 26, 2000 are not comparable to the same period for the prior year.


                                              For the Thirteen Weeks Ended     For the Twenty-Six Weeks Ended
                                             -------------------------------   -------------------------------
                                             August 26, 2000  August 28 1999   August 26, 2000  August 28 1999
                                             ---------------  --------------   ---------------  --------------
(Dollars in millions, with percent of net sales)
Net Sales                                        $160.3           $143.0           $315.8           $202.3
Cost of sales before clearance markdowns          100.2             89.4            197.1            126.4
                                                 ------           ------           ------           ------
Gross profit before clearance markdowns            60.1             53.6            118.7             75.9
     Percent of net sales                          37.5%            37.5%            37.6%            37.5%
Clearance markdowns                                  --              1.2               --              1.2
                                                 ------           ------           ------           ------
Gross profit                                       60.1             52.4            118.7             74.7
     Percent of net sales                          37.5%            36.6%            37.6%            36.9%
SG&A expenses                                      57.6             54.2            119.4             77.4
Business integration expenses                       0.5               --              1.9               --
                                                 ------           ------           ------           ------
Income (loss) from operations                       2.0             (1.8)            (2.6)            (2.7)
Interest expense                                   (4.0)            (2.6)            (7.9)            (3.2)
Other non-operating expense                          --             (0.3)              --             (0.3)
                                                 ------           ------           ------           ------
Net loss                                         $ (2.0)          $ (4.7)          $(10.5)          $ (6.2)
                                                 ======           ======           ======           ======

The Thirteen Weeks Ended August 26, 2000 Compared With The Thirteen Weeks Ended August 28, 1999.

Net sales for the thirteen weeks ended August 26, 2000 were $160.3 million compared to $143.0 million for the thirteen weeks ended August 28, 1999. Sales for the prior period reflect sales for the former Holdings Groups stores subsequent to Merger (June 15, 1999) while the current year reflects sales for these stores for the entire thirteen weeks. The remainder of the sales increase is attributable to sales for three new stores and a comparable store sales increase of 0.8% (inclusive of pre-Merger Holdings Group results). Sales for the thirteen weeks ended August 26, 2000 were adversely affected by supply chain disruptions resulting from our merchandising software implementation in May. Factors such as a longer than expected transition period from the old systems, delayed reporting in the new system, and a longer than expected learning curve, coupled with training issues at the distribution facilities, resulted in delayed ordering and processing of merchandise, adversely impacting sales for the August and September periods. We are working on these issues and have made significant progress in resolving them.

Gross profit for the thirteen weeks ended August 26, 2000 was $60.1 million, or 37.5% of net sales, compared to $52.4 million, or 36.6% of net sales, for the same period last year. During the thirteen weeks ended August 28, 1999, we incurred clearance markdowns of $1.2 million to liquidate inventory and align merchandise assortments of the combined companies after the Merger. Gross profit, adjusted for these charges, was $53.6 million, or 37.5% of net sales.

Selling, general and administrative expenses ("SG&A") for the thirteen weeks ended August 26, 2000 were $57.6 million, or 35.9% of net sales, compared to $54.2 million, or 37.9% of net sales, for the same period last year. Included in SG&A for the two periods are charges of $0.7 million and $0.6 million, respectively, resulting from the amortization of goodwill. SG&A before these amortization charges was $56.9 million, or 35.5% of net sales, and $53.6 million, or 37.5% of net sales, for the thirteen weeks ended August 26, 2000 and August 28, 1999, respectively. The reduction in SG&A as a percentage of net sales results from the elimination of certain redundant overhead expenses, primarily the corporate office of the former Holdings Group.

During the thirteen weeks ended August 26, 2000, we also incurred certain business integration charges of $0.5 million, or 0.3% of net sales, to complete the integration of the operations of Waccamaw and the Holdings Group. These charges are related to the reformatting and "grand re-opening" of the existing Waccamaw and Holdings Group stores.

Operating income for the thirteen weeks ended August 26, 2000 was $2.0 million, or 1.2% of net sales, compared to an operating loss of $1.8 million, or (1.3)% of net sales, for the same period last year. Operating income, adjusted for goodwill, business integration expenses, and clearance markdowns, was $3.2 million, or 2.0% of net sales, for the thirteen weeks ended August 26, 2000 compared to $0.0 million for the same period last year.

Interest expense for the thirteen weeks ended August 26, 2000 was $4.0 million, or 2.5% of net sales, compared to $2.6 million, or 1.8% of net sales, for the same period last year. This increase is due to an increase in the Revolving Credit Facility and increases in interest rates versus the same period last year.

During the thirteen weeks ended August 28, 1999, we incurred other non-operating expenses of $0.3 million, or 0.2% of net sales. These charges were losses on disposal of fixed assets.

Net loss for the thirteen weeks ended August 26, 2000 was $2.0 million, or (1.2)% of net sales, compared to $4.7 million, or (3.3) % of net sales, for the same period last.


The Twenty-Six Weeks Ended August 26, 2000 Compared With The Twenty-Six Weeks Ended August 28, 1999.

Net sales for the twenty-six weeks ended August 26, 2000 were $315.8 million compared to $202.3 million for the twenty-six weeks ended August 28, 1999. Sales for the prior period reflect sales for the former Holdings Groups stores subsequent to Merger (June 15, 1999) while the current year reflects sales for these stores for the entire twenty-six weeks. The remainder of the sales increase is attributable to sales for three new stores and a comparable store sales increase of 3.1% (inclusive of pre-Merger Holdings Group results).

Gross profit for the twenty-six weeks ended August 26, 2000 was $118.7 million, or 37.6% of net sales, compared to $74.7 million, or 36.9% of net sales, for the same period last year. During the twenty-six weeks ended August 28, 1999, we incurred clearance markdowns of $1.2 million to liquidate inventory and align merchandise assortments of the combined companies. Gross profit, adjusted for these charges, was $75.9 million, or 37.5% of net sales.

Selling, general and administrative expenses for the twenty-six weeks ended August 26, 2000 were $119.4 million, or 37.8% of net sales, compared to $77.4 million, or 38.3% of net sales, for the same period last year. Included in SG&A for the two periods are charges of $1.4 million and $0.6 million, respectively, resulting from the amortization of goodwill. SG&A before these amortization charges was $118.0 million, or 37.4% of net sales, and $76.8 million, or 38.0% of net sales, for the twenty-six weeks ended August 26, 2000 and August 28, 1999, respectively. The reduction in SG&A as a percentage of net sales results from the elimination of certain redundant overhead expenses, primarily the corporate office of the former Holdings Group.

During the twenty-six weeks ended August 26, 2000, we also incurred certain business integration charges of $1.9 million, or 0.6% of net sales, to complete the integration of the operations of Waccamaw and the Holdings Group. These charges are related to the reformatting and "grand re-opening" of the existing Waccamaw and Holdings Group stores and incremental charges incurred to operate a dual replenishment system.

Operating loss for the twenty-six weeks ended August 26, 2000 was $2.6 million, or (0.8)% of net sales, compared to $2.7 million, or (1.3)% of net sales, for the same period last year. Operating income, adjusted for goodwill, business integration expenses, and clearance markdowns, was $0.7 million, or 0.2% of net sales, for the twenty-six weeks ended August 26, 2000 compared to an operating loss of $0.9 million, or (0.4)% of net sales, for the same period last year.

Interest expense for the twenty-six weeks ended August 26, 2000 was $7.9 million, or 2.5% of net sales, compared to $3.2 million, or 1.6% of net sales, for the same period last year. This increase is due to an increase in the Revolving Credit Facility and increases in interest rates versus the same period last year.

During the twenty-six weeks ended August 28, 1999, we incurred other non-operating expenses of $0.3 million, or 0.1% of net sales. These charges were losses on disposal of fixed assets.

Net loss for the twenty-six weeks ended August 26, 2000 was $10.5 million, or (3.3)% of net sales, compared to $6.2 million, or (3.1) % of net sales, for the same period last year.

LIQUIDITY AND FINANCIAL CONDITION

Total assets at August 26, 2000 were $427.8 million compared to $414.1 million at February 26, 2000, an increase of $13.7 million. Current assets increased $12.4 million while non-current assets increased $1.3 million. The increase in current assets consisted of a $12.9 million increase in inventory resulting from the opening of three new stores and seasonal inventory build-up, a $6.7 million increase in receivables related to cooperative advertising programs with our vendors, and a $0.1 million increase in cash which were partially offset by a $7.3 million decrease in prepaid expenses and other current assets, primarily related to the timing of rent payments. The increase of $1.3 million in non-current assets consisted of a $2.4 million increase in fixed assets, net of depreciation and retirements, and a $0.3 million increase in other non-current assets which were partially offset by amortization of goodwill in the amount of $1.4 million.

Total liabilities at August 26, 2000 were $240.4 million compared to $216.2 at February 26, 2000, an increase of $24.2 million. Current liabilities increased $8.4 million while non-current liabilities increased $15.8 million. The increase in current liabilities consisted of an increase of $9.9 in accounts payable and accrued expenses (seasonal increases primarily related to the increase in inventory), and an increase of $0.3 million in accrued interest which were partially offset by a $1.8 million decrease in capital lease obligations. The increase in non-current liabilities consisted primarily of a $13.9 million in long-term debt, primarily under the Revolving Credit Facility, as a result of seasonal borrowing needs, and a $1.9 million increase in other non-current liabilities.

Stockholders' Equity was $187.4 million at August 26, 2000 compared to $197.9 million at August 28, 1999, reflecting the impact of the net loss of $10.5 million.

Net cash used in operating activities for the twenty-six weeks ended August 26, 2000 was $2.4 million compared to $21.0 million for the same period last year. The $2.4 million use of cash consisted of a net loss of $10.5 million, an increase in receivables of $6.7 million, an increase in inventory of $12.9 million, and an increase in other assets of $0.3 million which were partially offset by depreciation and amortization of $8.3 million, a $7.3 million decrease in prepaid expenses and other current assets, a $9.9 million increase in accounts payable and accrued expenses and a $2.5 million increase in other liabilities.

Net cash used in investing activities for the twenty-six weeks ended August 26, 2000 was $9.3 million compared to $28.4 million for the same period last year. The $9.3 million use of cash consisted of purchases of property and equipment. These consisted of $2.6 million related to the SAP software implementation, $2.0 million for store remodels and reformatting, $2.1 million for new stores, $1.4 million for the new distribution centers, $0.9 million for computer hardware and point-of-sale equipment, and $0.3 million of miscellaneous items.

Net cash provided by financing activities for the twenty-six weeks ended August 26, 2000 was $11.8 million compared to $51.1 million for the same period last year. The $11.8 million consisted of borrowings of $13.7 million under the Revolving Credit Facility which was partially offset by payments under capital leases of $1.9 million.

CAPITAL RESOURCES

Our capital requirements, primarily investments in new stores, central distribution centers, new store inventory purchases and seasonal working capital, are funded through a combination of internally generated cash from operations, credit extended by our suppliers, leasing arrangements and borrowings under our Revolving Credit Facility and Term Loan.

In connection with the Merger, we entered the Revolving Credit Facility with commercial banks that provides secured borrowings of up to $200 million. Available borrowings under the Revolving Credit Facility are based on a percentage of eligible merchandise inventory at cost, as defined, and are limited to 75% of eligible inventory during the period from December 16 to September 14 and 79% of eligible inventory during the period from September 15 to December 15 of each year. The Revolving Credit Facility generally bears interest at the Prime Rate plus 0.25%. Under the Revolving Credit Facility, we have other options available which allow the us to fix the interest rate on portions of our outstanding indebtedness at the then LIBOR rate plus 2.50%. At August 26, 2000, we had $50 million in a 61-day LIBOR advance at 9.18630%, $35 million in a 32-day LIBOR advance at 9.12603% and $35 million in a 60-day LIBOR advance at 9.14125% with the balance of $9.5 million under the Revolving Credit Facility being at 9.75%. Outstanding letters of credit, which reduce available borrowings, were $7.8 million and $6.6 million at August 26, 2000 and October 4, 2000, respectively. We had additional available borrowings under the Revolving Credit Facility of $9.6 million and $20.6 million at August 26, 2000 and October 4, 2000, respectively. The Revolving Credit Facility expires in June 2002 and is generally collateralized by all of our assets.

Also in connection with the Merger, we entered into the Term Loan, subordinated to the Revolving Credit Facility. The Term Loan was amended on September 12, 2000 (with certain corresponding amendments to the Revolving Credit Facility) to increase the principal by $2 million and increase the interest rate by 0.50%. The Term Loan, as amended, provides secured borrowings of $17 million (exclusive of PIK Interest) at a rate of 13.0% per annum, payable monthly in arrears. Additional paid-in-kind interest accrues at a rate of 3% per annum on the unpaid principal balance and is added to the then unpaid principal balance of the Term Loan. The aggregate balance of PIK Interest so added to the Term Loan accrues interest at a rate of 13.0% per annum. Repayments of the Term Loan are permitted subject to certain conditions which we have not met as of October 4, 2000. All outstanding indebtedness under the Term Loan, including accrued PIK Interest, is due in full in June 2002. Borrowings under the Term Loan are collateralized on a subordinated basis by all of our assets.

On August 3, 2000, we entered into a $5 million unsecured commercial credit agreement with Carolina First Bank. The Carolina First Agreement is used exclusively for letters of credit, which we generally issue in connection with our import purchases. The Carolina First Agreement contains certain financial covenants, including adjusted net worth and working capital (both as defined therein). Outstanding letters of credit under the Carolina First Agreement were $4.4 million and $4.6 million at August 26, 2000 and October 4, 2000, respectively.

Based on current estimates of cash flow, we believe funds from operations and under our various credit agreements, as discussed above, will be sufficient to fund operations and new store growth during fiscal 2000.

We may also, from time to time, seek alternative sources of capital to reduce indebtedness, provide additional working capital and augment new store growth. No assurances can be given that such alternative sources will be available on commercially acceptable terms.


SEASONALITY

Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales and net income for the year in the third and fourth quarters. Quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of new store openings. We believe this is the general pattern associated with our segment of the retail industry and we expect this pattern to continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

REGISTRATION STATEMENT ON FORM 10

We are in the process of resolving certain comments regarding accounting matters raised by the staff of the Securities and Exchange Commission (SEC) as part of its review of our registration statement on Form 10 filed on June 16, 2000, and as amended on August 14, 2000 and September 26, 2000. We believe that our accounting for these matters is in accordance with generally accepted accounting principles. However, if the staff of the SEC does not accept our accounting for these matters, we may be required to adjust our accounting for the acquisition of the Holdings Group and the amortization of intangible assets recognized in our consolidated financial statements for periods subsequent to the acquisition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations and cash flows. In seeking to minimize risks from interest rates fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

We are exposed to interest rate risk primarily through borrowings under the Revolving Credit Facility. The Revolving Credit Facility expires in June 2002 and generally bears interest at the Prime Rate (as defined) plus 0.25%. Under the Revolving Credit Facility we have other borrowing options available that allow us to fix portions of the outstanding indebtedness at the then LIBOR rate plus 2.50%. At August 26, 2000, we had $50.0 million in a 61-day LIBOR advance at 9.18630%, $35.0 million in a 32-day LIBOR advance at 9.12603% and $35.0 million in a 60-day LIBOR advance at 9.14125% with the balance of $9.5 million under the Revolving Credit Facility being at 9.75%. A change of 1% in the interest rate would have caused a change in interest payments of approximately $0.7 million for the twenty-six weeks ended August 26, 2000.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are a party to various legal proceedings that are considered ordinary, routine litigation incidental to our business and not material to our consolidated financial position, results of operations or cash flows.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 28, 2000, prior to the effective date of the Registrant's Registration Statement on Form 10, a consent in lieu of an annual meeting of stockholders approving the election of the following Class II Directors was signed by the holder of a majority of the issued and outstanding shares of common stock of
HomePlace:

         Sheikh Salem Abdullah Al-Ahmed Al-Sabah
         Abdullah Al-Gabandi
         Farouk A. Bastaki
         Gregory K. Johnson
         Arthur L. Kelly
         G. William Miller
         Kathryn D. Wriston

All of the individuals listed above previously served as Class II Directors and will serve until the 2001 annual meeting of stockholders or until his or her earlier resignation or removal.

The terms of the following Class I Directors were unaffected by this election.

         Moira A. Cary
         Joseph R. Ettore
         William M. Goodyear
         David L. Resnick
         Kathryn M. Sawa
         John J. Shea

The Class I Directors will each serve until the 2001 annual meeting of stockholders or until his or her earlier resignation or removal.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit Index

         Exhibit
         Number      Description
         -------     -----------
         10.1        Amended and Restated Term Note, dated September 12, 2000
         10.2        Second Amendment to the Loan and Security Agreement, dated
                     September 12, 2000
         27          Financial Data Schedule (filed electronically with SEC
                     only)


(b)      Reports on Form 8-K:
         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HomePlace of America, Inc.


                                                By:   /s/ David A. Frost
                                                      --------------------------
                                                      David A. Frost
                                                      Senior Vice President and
                                                      Chief Financial Officer
October 10, 2000